Form 10-K
period 2024-12-31
Signature Holdings Corp
filed 2025-03-31
CIK 1635341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-56693

Signature Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3977311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 10th St. N. - Unit 10, St. Petersburg, Florida	33705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(917) 647-5191

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class

None

Securities registered pursuant to section 12(g) of the Act:

Title of Class

Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated ﬁler ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of March 31, 2025, the Company’s common stock was not listed on any exchange. There isn’t any market established or secondary trading that the Company is aware of. The aggregate market value of the registrant’s common stock, other than shares held by persons who may be deemed affiliates of the registrant, would be challenging to value.

As of March 31, 2025 there were 986,400 shares of the Registrant’s Class A Common Stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

 PART I

Item 1. Business.

Company Overview

SIGNATURE HOLDINGS CORPORATION (“we”, “us”, “our”, the “Company” or the “Registrant”) was organized pursuant to the laws of the State of Delaware on January 24, 1997, initially under the name “Reverse Merger, Inc.” with an authorized capital of $1,000 divided into 10,000,000 shares of common stock, par value $0.0001 per share. We were formed for the primary purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware. The Company was organized to provide counseling in the field of mergers and acquisitions. The Company’s primary plan was to attract business through its website.

Corporate History

•	The Company went public on April 1, 1998 pursuant to a Reg D offering, under Rule 504 and the Company has not been subject to the Exchange Act of 1934 reporting requirements with the Commission. The Company sold 86,400 shares at $1.00 per share. The aggregate dollar amount raised in the Reg D offering was eighty-six thousand four hundred dollars ($86,400)
•	In October of 1998 the Company formed two subsidiaries. One of them was Gift Box, Inc., which was in the business of internet marketing of gift boxes. The second was World Wide Yacht Deliveries, Inc., which was an internet-based business that delivered yachts through its network of U.S. Coast Guard licensed captains. On April 1, 1999 the Company divested itself of both subsidiaries to its shareholders.

•	On June 11, 2008 the Company changed its name to Signature Holdings Corporation. At that time the Company changed its capitalization to 100,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

•	On May 25, 2024 the Company changed its capitalization back to 10,000,000 shares of shares of common stock with a par value of $.001 and removed the class of preferred stock of which none were ever issued.

Current Status

The Company’s registration statement became effective on February 12, 2025.

The Company is currently exploring options to submit an application for listing its common stock with OTC Markets. There are no guarantees that its application will be accepted or approved.

The Company has begun searching for a suitable merger candidate, however there is no assurance that a suitable candidate will be found.

The Company presently has no material tangible assets or property. The Company has no products and offers no services. With no ongoing operations, the Company is a development stage company. The proposed business activities of the Company can be described as a “Blank Check” or “Shell” company. The Company does not plan to have any operations unless and until we merge with an active private company. Therefore, there are no current business operations and have not been operations since 2001.

Business Plan

The Company intends to identify a merger candidate and negotiate a merger with a private operating company. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of stockholders will not be sought unless required by applicable law, the Articles of Incorporation or by laws of the Company or contract. The Board of Directors believes that if the Company makes full disclosure with the Securities and Exchange Commission through the filing of this Form 10 and there-by becoming fully reporting, being required to file quarterly and annual reports, that the Company will be a more attractive candidate for a merger with a private company that wishes to go public through the reverse merger method. The Company plans to locate a merger candidate through the personal contacts of Mr. Aurre and there is no assurance that a suitable candidate will be found. The Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company and has not yet identified any specific business or company for investigation or evaluation.

The Company doesn’t plan to have any operation other than to seek a merger with an operating company. The Company does not plan to borrow any money to acquire any business. It is the hope of the Board of Directors to find a company to merge with, that has sufficient capital to finance its own operation. The Board of Directors expects that the principals of a company that was selected to be merged with in the future would control and operate the Company post-merger.

The Company filed its Form 10 on a voluntary basis and it was not required to file. It is also the opinion of the Board of Directors that the stockholders will benefit from the Company being fully reporting, which will require the filing of a Form 8-K, upon the change of control of the Company if and when a merger is completed and that additional filings may also be required to comply with current regulations.

The Penny Stock Reform Act

The Company’s common stock is considered to be a “Penny Stock” and it is subject to the Penny Stock Reform Act. The Securities and Exchange Commission adoption of Rule 3A-51 established the definition of a “Penny Stock” as a security in which its shares trade at a price under five dollars per share and are not listed on a national exchange, and therefore are subject to additional disclosure to any potential investor.

Also, if the Company’s net tangible assets (i.e., total assets, less intangible assets and liabilities) are less than two million dollars for a company operating for three or more years, or if average total revenue for a company in operation for less than three years is less than six million dollars, the Company would fall into the category of “Penny Stock” and would be subject to the additional disclosure. If the Company is considered a “Penny Stock” it would make its shares less desirable to investors. There is no assurance that the Company will attract a merger candidate that will have substantial enough assets to justify a stock price of over five dollars per share or that the merger candidate would have sales or assets high enough to qualify for status other than “Penny Stock”.

The Penny Stock Reform Act of 1990 (the “Penny Stock Reform Act”) issues legislative directives that are intended to curb fraud and manipulation in the penny stock market. As the Penny Stock Reform Act defines “penny stock” by the criteria above mentioned, it imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the buyer. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s common stock and also may affect the ability of shareholders to sell their shares in the secondary market.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost.

Number of Total Employees and Number of Full Time Employees

The Company has no fulltime employees. The President of the Company is the only part time employee and does not get a salary.

Research and Development Costs During the Last Two Years

There has been no research and development in the Company.

Smaller Reporting Company

We will become subject to the reporting requirements of section 13 of the Exchange act, subject to the disclosure requirements of Regulation S-K of the Securities and Exchange Commission, as a “smaller reporting company”, which will except us from some of the disclosure requirements of Regulation S-K applicable to certain other defined issuers.

Emerging Growth Company

The Company is an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a)     the last day of the fiscal year of the issuer during which we had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)    the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c)     the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or the date on which such issuer is deemed to be a large accelerated filer, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto...

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Exchange Act Reporting and Access to Filed Reports

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedule 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable, and preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.

We will also be required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g, change in corporate control; acquisition or dispositions of significant amount of assets other than in the ordinary course of business, and bankruptcy) in a Current Report on Form 8-K.

All of our reports filed with the SEC are available for public viewing at the SEC’s Public Reference Section, Room 1580, 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 am to 3:00 pm. For more information on the SEC’s Public Reference Room, you can call 1-800-SEC-0330. You may also access any electronically filed reports on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

The Company qualifies as a smaller reporting company, as defined by § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 1B. Unresolved Staﬀ Comments.

None.

Item 1C. Cybersecurity.

The Company is a shell company with no business operations. Our sole business activity has been to seek a merger with a suitable operating company. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board of Directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We consistently evaluate risks from potential cybersecurity threats, monitor our information systems for potential vulnerabilities and test these systems according to industry best practices. We have not encountered any cybersecurity incidents.

Item 2. Properties.

The Company has no property or assets; Our principal executive office, address and telephone number are the home and telephone of the president and provided at no cost. There are no agreements, either expressed or implied regarding the office space provided. The Company is in a development stage and has no products or services.

Item 3. Legal Proceedings.

The Registrant is not a party in any litigation and has no knowledge of any pending legal proceedings in any court or agency of government, or government authorities.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock has not yet been quoted or traded on an any exchange.

Holders

As of March 31, 2025, there was approximately 55 holders of the Company’s common stock.

Dividends

The Company has not paid any cash dividends on its common stock and there is no plan that it will do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

There has been no new issuances during the reporting period.

Issuer Purchases of Equity Securities

None

Blue Sky Considerations

In 1998, the Company went public pursuant to an exemption from registration under Rule 504 of a Regulation D. The Company has not had business operations since 2001, and is a development stage company. It is not anticipated that any business operations will develop unless and until the Company acquires or merges with an operating company. Therefore, the Company may be considered to be a “Blank Check” company. Shareholders that purchase the Company’s common stock at the time of its initial public offering and those shareholders that have purchased the Company’s common stock in secondary market transactions hold stock certificates that have no legend restricting the resale of the common stock. Management believes that its shareholders as well as others who purchase the common stock in the secondary market will be able to sell their common stock pursuant to individual state security law exemptions.

The Company also has shareholders that reside in Georgia, Illinois, Pennsylvania, Virginia and Washington. Each of these states have various exemptions which allow for shareholders to affect the sale of their shares when done in compliance with the specific exemption. Set forth is a brief summary of an exemption which may be available to selling shareholders in the states indicated:

State	Statute	Description of Exemption
GA	Section 10.5-9(3), Georgia Securities Act of 1973, as amended	Any transaction in securities not involving the issuer, an underwriter, or an affiliate of the issuer of the securities.
IL	Section 4.A, Illinois Securities Law of 1953, as amended	Any offer or sale, whether through a broker-dealer or otherwise, by a person who is not an issuer, underwriter, dealer, or controlling person, and disposes of such securities for his own account; provided that such offer or sale is not made directly or indirectly for the benefit of the issuer, underwriter or controlling person.

PA	Section 203(a), Pennsylvania Securities Act of 1972, as amended	Any non-issuer transaction except where directly or indirectly for the benefit of an affiliate of the issuer.
UT	Section 16-1-14(2)(a) and (c), Utah Code Annotated, 1953, as amended	Any isolated transaction, whether effected through a broker-dealer or not; any non-issuer transaction effected by or through a registered broker-dealer pursuant to an unsolicited order or offer to buy.
VA	Section 13.1-514(B)(1), Code of Virginia, 1950, as amended	Any isolated transaction by the owner of a security whether effected through a broker-dealer or not, which is not directly or indirectly for the benefit of the issuer.
WA	Section 21.20.320(3), 1989 Revised Code of Washington, as amended	Any transaction by a registered broker-dealer or its registered representative pursuant to an unsolicited order or offer to buy.

The information presented above is based on the Company’s review of the latest unofficial compilations available to us of the laws relating to the sale of securities of the jurisdictions set forth in the table, and in certain circumstances, regulations and policy statements issued thereunder. The Company has not obtained interpretations by the local administrative authorities charged with the administration of such laws and the Company has not obtained any special rulings of such administrative authorities. The Company believes that many of the exemptions available to the shareholders of its common stock may be self-executing or may require the Company to make a filing establishing the facts that form the basis of relying on the specific exemption. The Company has not made a determination at this time as to whether such exemptions are self-executing or some type of filing is required.

To facilitate non-issuer trading of the Company’s common stock, at such time as the Company completes a merger or an acquisition of an operating entity, the Company may want to make an application for listing in a standard securities manual such as Standard & Poor’s Corporate Records. In addition, the Company may choose to make an application to the securities division of various states to receive secondary trading clearance for its common stock.

The Company has filed an M11, Blue Sky package with the State of New York. New York is the only state that the Company has filed in and this should negatively effect the secondary trading of this security. Any purchaser of the Company’s Securities would have to live in New York State at such time.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” are to Signature Holdings Corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this management’s discussion.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our ability to locate a target for our initial business combination and our ability to raise additional capital to fund our expenses and the other risks and uncertainties described under the heading “Risk Factors” included elsewhere in this discussion. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We were incorporated as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses “the “Initial Business Combination”.

In 1997, we issued 900,000 shares of Common Stock in exchange for gross proceeds of $10,000. In April 1998, we issued 86,400 shares of Common Stock in exchange for gross proceeds of $86,400 pursuant to Rule 504 of Regulation D of the Securities Act of 1933. From inception through December 31, 2024, certain of our stockholders have paid approximately $136,000 of our expenses in exchange for increases in their respective additional paid-in capital accounts.

We are currently in the process of locating suitable targets for an Initial Business Combination. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussion with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive merger or acquisition (or similar) agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable candidate or, if identified, that we will be able to complete the acquisition of such candidate on favorable terms or at all.

Recent Developments

There are no recent developments.

Results of Operation

We have neither engaged in any significant operations nor generated any operating revenue to date. Our only activities from inception through December 31, 2024 related to our formation, issuances of Common Stock, and pursuit of our acquisition plans. We expect to incur increased expenses as a result of being a public company, as well as additional costs related to our acquisition plans.

For the twelve months ended December 31, 2024, we had net losses of $28,878, which consisted of general and administrative expenses associated with emerging from dormancy, OTC Markets filing and completing its registration filing with the SEC.

For the years ended December 31, 2024 and 2023, we did not generate a net income.

Going Concern Consideration

The Company’s primary source of liquidity was the sale of our Common Stock, par value $0.001 for gross proceeds of $96,400 which were used to pay our operating expenses. Our liquidity needs have been satisfied through the payment of our operating expenses made by our stockholders in exchange for increases in the stockholders’ respective capital accounts.

As of December 31, 2024, we do not have any cash on hand. Our ability to meet our future obligations is dependent on our ability to complete the SEC registration process, raise capital, and close the Initial Business Combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that our liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities should we be unable to continue as a going concern.

Related Party Transactions

Certain stockholders of the Company paid for the historical expenses of the Company in excess of cash raised from the issuance of common stock in exchange for increases to the stockholders’ respective additional paid-in capital accounts. A stockholder paid $28,878 of general and administrative expenses and $300 of prepaid general and administrative expenses for the twelve months ended December 31, 2024, in exchange for increases to the stockholder’s additional paid-in capital account. No amounts were paid by a stockholder for the twelve months ended December 31, 2023.

Critical Accounting Policies and Estimates

Inflation Reduction Act of 2022

In August 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporation and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs in connection with a potential business combination may be subject to an excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. As of December 31, 2024, it has been determined that none of the IR Act tax provisions are anticipated to have an impact on the Company’s fiscal 2024 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Recent Accounting Pronouncements

Refer to Note 3, "Summary of Significant Accounting Policies " within the Notes to the Financial Statements included in Part II, Item 8 of this Form 10-K for a discussion of recently issued accounting guidance.

Off-Balance Sheet Arrangements

As of December 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) or Regulation S-K.

Contractual Obligations

As of December 31, 2024, we did not have any long-term debt, operating lease obligations or long-term liabilities.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting and Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the IPO Closing Date or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial information required by Item 8 is located beginning on page F-1 of this report..

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon the evaluation, we concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2024.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

The following table sets forth the names and ages of all the Directors and executive Officers of the Registrant. Furthermore, the table shows the positions held by each such person, length of service, date of initial appointment of election to office, and the term of office:

		First Elected	Director Term
Name and Age	Position	or Appointed	of Office

Gregory Aurre III	President &	14-Feb-11	Until 2025
Age 52	Director		Shareholders Meeting

Russell Munz	Vice President &	4-Oct-22	Until 2025
Age 51	Director		Shareholders Meeting

Matthew Albright	Secretary,	4-Oct-22	Until 2025
Age 53	Treasurer & Director		Shareholders Meeting

Gregory Aurre III, Director and President

Mr. Aurre is 52 years old and is a software product manager. From 2016 until present he has been on the business side of payments products acting as product manager. In 2021 to present, Mr. Aurre has worked at FIS as a product manager. From 2018 to 2021, Mr. Aurre worked at Kobie Marketing as a loyalty product manager. From 2016 to 2018, Mr. Aurre worked at FIS as a payments product manager. From 2015 to 2016, Mr. Aurre worked at LitCap in business development. From 1995 to 2015, Mr. Aurre worked in financial services in multiple roles as a registered representative and principal. He has not held any securities license since that time.

Russell Munz, Director and Vice President

Mr. Munz is 51 years old and is a business owner and manager.  From 2018 to present he has been CEO of Community Financials, a nationwide accounting firm specializing in community associations.  From 2001 to 2017 he was COO and then President of Pyramid Real Estate Group, a regional brokerage, management and construction firm in Fairfield County, CT.  From 1995 to 2000 Mr. Munz was an Army Captain working in Field Artillery, the Quartermaster Corps and as an Aide to a General.

Matthew Albright, Director and Secretary Treasurer

Mr. Albright is 53 years old. He has over 20 years of project controls experience on infrastructure projects in various sectors of the economy. In 2024, he worked at PMA Consultants as a cost manager. In 2023, he worked at EXP Engineering as a project controls manager. In 2022, he worked for Public Services of New Mexico as a project cost analyst. In 2020, he worked at Nestle Purina as lead cost controller. In 2018, he worked at Bilfinger Westcon as a project controls manager.

Significant Employees

None. The Company has no fulltime employees. The President of the Company is the only part time employee and does not get a salary.

Family Relationships

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

Board of Directors

The Board of Directors has three members. The Board acts as the Audit Committee, and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Additional Information

Mr. Aurre is the only member of management that has any experience with “Blank Check” or “Shell” companies. It will be his sole responsibility to locate and negotiate a merger for the Company. Mr. Aurre is the only member of management that will devote any time to locate and negotiate a merger. He will devote fifty percent of his time to this effort. The Company does not intend to use consultants, outside advisors or finders to locate and negotiate a merger.

Mr. Aurre was an officer and director on a small number of blank check companies that his father was involved with from 1995 until 2002. He didn’t have much direct day to day experience on those companies. He received this company from his father, who retired before finding a suitable deal for this company.

Mr. Aurre was an officer and director of Atlantica from March of 1998 until his resignation on October of 2002 with a change in control of the company. Neither Mr. Aurre nor the company received any consideration, the change of control occurred by way of a private transaction. There wasn’t a registration statement filed during this time period and he had no further involvement with the company.

Mr. Aurre was an officer and director of World Wide Yacht Deliveries, Inc. from October 1998 until his resignation on October 2001 with a change in control of the company. The change of control occurred by way of a private transaction. Mr. Aurre was not directly involved in that transaction though he still held 25,000 shares of common stock in the company afterwards. He nor the company received any other consideration related to the private transaction. Signature Holdings Corporation (formerly Reverse Merger, Inc.) was the parent company of World Wide Yacht Deliveries, Inc. and Gift Box, Inc. On April 1, 1999, Signature Holdings Corporation divested itself of both subsidiaries and declared stock dividends to its shareholders. The company filed a Reg D on April 1, 1999. No additional funds were raised in the offering. There wasn’t a registration statement filed during this time period and he had no further involvement with the company.

There are no other active public shell or blank check companies that Mr. Aurre is involved with in the past 5 years. There are no agreements or understandings for any of the Officers or Directors to resign at the request of another person. It is assumed that once a merger is concluded that all the present directors and officers will resign.

Item 11. Executive Compensation.

None of the Officers or Directors of the Registrant has been, or is being paid any cash compensations, or otherwise is subject to any deferred compensation plan, bonus plan, or is the subject of any option agreement or any other arrangement or understanding whereby such person would obtain any cash or non-cash compensation for their services for and on behalf of the Registrant, except for the common stock that the original directors received as set forth in Item 12.

There are no employment contracts with any Officer or Director either expressed or implied. Mr. Aurre will provide the Company’s office in his apartment until such time that a merger is arranged, at no cost to the Company. Any money paid by Mr. Aurre for the Companies expenses, will not be treated as a loan to the Company and will not have to be repaid, it will be treated as additional paid in capital for the shares issued to Mr. Aurre.

The only compensation that Mr. Aurre and the other Officers and Directors will receive is the proceeds from any stock sales that may occur either in a private transaction when control is sold or in the future in the form of a 144 sale, when the stock qualifies.

There are no agreements or understandings for any Officer or Director to resign at the request of any other people and that none of the Officers or Directors are acting on behalf of or will act on the direction of any other person.

The Officers and Directors do not plan to receive any consulting fees, salaries, finder’s fees in connection with a merger, or other payments for their duties as Officers or Directors. The only way the Officers and Directors expect to profit is either by the sale of their insider’s stock position in whole or in part to a prospective private company upon time of a merger or by holding their stock after a merger until such time that the stock qualifies for 144 stock sales. Officers and Directors of the Company are subject to the rules governing affiliated persons for sales pursuant to Rule 144. Pursuant to Rule 144(i) of the Securities Act of 1933, the safe harbor provisions provided under Rule 144 are not available to shareholders of the Company and will continue to be unavailable until at least one year after the Company ceases to be a company with no or nominal operations and has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months.

Management plans to actively negotiate the sale of its stock to the proposed merger candidate. The Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction and even if they are permitted to vote at any shareholder meeting, Mr. Aurre has the shares necessary to constitute a majority.

The Board of Directors believes that the laws of the State of Delaware and the by-laws gives them the authority to transact a merger thereby voting the majority interest in the Company. The Company has no plans to ask for the shareholder’s approval of any merger.

The Company does not intend to provide its securities holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any merger or acquisition transaction.

The Officers, Directors, promoters and affiliates or associates of the Company will not receive any finder’s fees or other acquisition related compensation and the Company has no debt to any such persons.

There is no present potential that the Company may acquire or merge with a business or company in which the Company’s promoters, management or their affiliates or associates directly or indirectly have an ownership interest. It is the policy of the Board of Directors to negotiate a merger with third parties at arms-length and this policy will not be changed. There are no potential pecuniary benefits to any of these persons.

If management’s fiduciary duties are compromised, any remedy available under state corporate law will most likely be prohibitively expensive and time consuming.

Management plans to offer a controlling interest in the Company to any company that they merge with and the current management will most likely resign at that point and be replaced by the Directors of the private company merged with. However, there are currently no identified potential merger candidates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2024, the only persons known to the Company to be the beneficial owner of more than 5% of the Registrant’s common voting securities is set forth as follows:

	Name & Address of	Amount & Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Owner	Class

Common	Gregory Aurre III	865,000	87.69%
	1090 10th St. N. - #10
	St. Petersburg, FL 33705

Security Ownership of Management

The following table sets forth, as of December 31, 2024, certain information regarding the ownership of the common stock, $0.001 par value, which is the only class of securities authorized, issued and outstanding of the Registrant by its Officers and Directors, and as a group.

	Name of Beneficial	Amount & Nature of	Percent of
Title of Class	Owner	Beneficial Ownership	Class

Common	Gregory Aurre III	865,000	87.69%
Common	Russell Munz	5,100	0.52%
Common	Matthew Albright	5,200	0.53%
Common	Officers & Directors	875,300	88.73%
	as a Group

To the best knowledge of the Registrant, there are no arrangements, understanding or agreements relative to the disposition of any of the Registrant’s securities, the operation of which would at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Others:

None

Certain Business Relationships

None

Indebtedness of Management

None of the Registrant’s Officers or Directors are indebted to the Company, and have not been at any time.

Transaction with Promoters

The names of the Promoters and the nature and amount of anything of value received are as follows:

			Property, Contracts,
	Common Stock	Cash	Options Received or
Names	Received	Received	Due in the Future

Gregory Aurre III	865,000	-0-	-0-
Gregory Aurre¹	25,000	-0-	-0-
Russell Munz	5,000	-0-	-0-
Matthew Albright	5,000	-0-	-0-

The promoters of the Registrant received no cash compensation. The only compensation was the shares of common stock listed above.

        ¹Gregory Aurre was the original president of the Company and is the father of the current president, Gregory Aurre III.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Astra Audit & Advisory (“Astra”) for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Astra in connection with regulatory filings. During the years ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $14,500 and $8,000, respectively, for the services Astra performed in connection with our registration statement, the reviews of our financial statements for the interim periods of fiscal 2024 and 2023, and the audits of our December 31, 2024 and 2023 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of tax compliance, tax advice and tax planning.

All Other Fees

All other fees consist of fees billed for all other services. During the year ended December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Approval of Financial Statements

Due to the fact that the Company does not have a formal audit committee, the Board of Directors has:

(a)	Reviewed and discussed the Company’s audited financial statements with the independent auditors;
(b)	Discussed with the independent auditors the matters required to be discussed by professional standards;
(c)	Reviewed and discussed the independence of the auditors and received a written disclosure from the audit firm confirming its independence.

Based on the review and discussions described above, the Board of Directors approved the inclusion of the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)

For a list of the financial statements included herein and report of independent registered public accounting firm, see Index to the Audited Financial Statements on page F-1 of this Annual Report on Form 10-K.

(a)(2)

Exhibits. The following exhibits are filed as part of this Annual Report:

(a) Exhibits.

Exhibit Number	Description of Exhibit

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Holdings Corporation

By:	/s/ Gregory Aurre III, President and Director

Date:	March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Russell Munz, Vice President and Director

Date:	March 31, 2025

By:	/s/ Matthew Albright, Secretary/Treasurer and Director

Date:	March 31, 2025

SIGNATURE HOLDINGS CORPORATION

ASTRA
AUDIT & ADVISORY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Signature Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Signature Holdings Corporation (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no current operations or cash flow. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Astra Audit & Advisory LLC

We have served as the Company's auditor since 2024.

Tampa, Florida

March 31, 2025

3702 W. Spruce Street #1430 • Tampa, Florida 33607 • +1.813.441.9707

SIGNATURE HOLDINGS CORPORATION

BALANCE SHEETS

	December 31,
	2024	2023
Assets
Prepaid expenses	$300	$—
Total assets	$300	$—

Liabilities and stockholders' (deficit) equity
Accounts payable	$1,416	$—
Total liabilities	1,416	—

Commitments and contingencies (Note 6)

Stockholders' equity
Common stock, $0.001 par value, 10,000,000 shares authorized, 986,400 shares issued and outstanding	986	986
Additional paid-in capital	231,487	203,725
Accumulated deficit	(233,589)	(204,711)
Total stockholders' (deficit) equity	(1,116)	—
Total liabilities and stockholders' equity	$300	$—

The accompanying notes are an integral part of these financial statements.

SIGNATURE HOLDINGS CORPORATION

STATEMENTS OF OPERATIONS

	December 31,
	2024	2023

Revenue	$—	$—
Expenses:
General and administrative	28,878	—

Loss before provision for income tax	(28,878)	—
Income tax expenses	—	—
Net loss	$(28,878)	$—

Loss per share
Basic and diluted	$(0.03)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	986,400	986,400

The accompanying notes are an integral part of these financial statements.

SIGNATURE HOLDINGS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	capital	deficit	(deficit) equity

Balance at December 31, 2022	986,400	$986	$203,725	$(204,711)	$—

Net loss	—	—	—	—	—

Balance at December 31, 2023	986,400	986	203,725	(204,711)	—

Capital contributions by Stockholder	—	—	27,762	—	27,762
Net loss	—	—	—	(28,878)	(28,878)

Balance at December 31, 2024	986,400	$986	$231,487	$(233,589)	$(1,116)

The accompanying notes are an integral part of these financial statements.

SIGNATURE HOLDINGS CORPORATION

STATEMENTS OF CASH FLOWS

	December 31,
	2024	2023
Operating activities:
Net loss	$(28,878)	$—

Adjustments to reconcile net loss to net cash from operating activities:
Capital contributions by stockholder	27,462	—
Change in operating assets and liabilities:
Accounts payable	1,416	—
Net cash provided by operating activities	—	—

Net change in cash	—	—

Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Payment of prepaid general and administrative costs through stockholder contribution to additional paid-in capital	$300	$—

The accompanying notes are an integral part of these financial statements.

1. NATURE OF OPERATIONS

Signature Holdings Corporation (the “Company”), was incorporated under the laws of the state of Delaware on January 24, 1997, as Reverse Merger, Inc. On June 11, 2008, the name of the Company was changed to Signature Holdings Corporation.

The Company was organized to provide counseling in the field of mergers and acquisitions and to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which the Company refers to as its initial business combination. To date, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering and the completion of an initial Business Combination. A specific business combination target has not been selected.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from January 24, 1997 (inception) through December 31, 2024, relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has adopted a fiscal year end of December 31, however upon merger the Company intends to adopt the fiscal period of the target.

The Company has not been subject to the reporting requirements established under the Securities and Exchange Act of 1934.

2. GOING CONCERN

Historically, the Company’s primary sources of liquidity have been cash flows from the issuance of common stock and capital contributions from existing shareholders to pay for expenses in excess of the cash proceeds of Common Stock issuances. The Company’s ability to meet its future obligations is dependent upon its ability to complete its Securities and Exchange Commission (“SEC”) registration, raise capital and close on a potential business combination as discussed in Note 1. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While there can be no assurances, the Company intends to raise such capital through issuances of additional equity raises and pursuit of mergers and business combinations. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements are available to be issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), expressed in U.S. dollars. References to GAAP issued by the FASB in these accompanying notes to the financial statements are to the FASB Accounting Standards Codification (“ASC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Segment Reporting

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, who is the President, assesses company-wide performance and allocates resources based on entity level financial information. Consequently, we view the entire organization as one reportable segment and the strategic purpose of all operating activities is to support that one segment. The CODM evaluates company-wide performance based on net income. The CODM does not generally evaluate company-wide performance using asset or historical cash flow information. has ultimate responsibility for the operating performance of the Company and the allocation of resources. The Company’s net income consists solely of general and administrative expenses which are comprised of audit fees, consulting costs, administrative costs and other operating expenses.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Estimates are adjusted to reflect actual experience when necessary. There were no significant estimates for the years ended December 31, 2024 and 2023.

Prepaid Expenses

Prepaid expenses includes advance payments to vendors for services expected to be recognized within the next 12 months.

Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by ASC 740, Income Taxes. This method requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of certain assets and liabilities, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2024 and as such established a valuation allowance to cover the net deferred income tax assets (liabilities).

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2024 and 2023, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since 2017.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1.0% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs in connection with a potential business combination may be subject to an excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. As of December 31, 2024, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2024 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Net Income (Loss) Per Share

Recently adopted

ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requires enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to assess segment performance. ASC 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim reporting periods starting after December 15, 2024, and is to be applied retrospectively. The Company adopted ASU 2023-07 as of January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Not yet adopted

The Company reports earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”), which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure. As of December 31, 2024 and 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

4. STOCKHOLDERS' EQUITY

The Company authorized 10,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock, of which there were no shares of Preferred Stock issued and outstanding and 986,400 shares of Common Stock issued and outstanding as of December 31, 2023. All series of stock have the same rights and preferences.

In May 2024, the Company’s certificate of incorporation was amended to remove the shares of Preferred Stock from its authorized capital. As there were no shares outstanding at the time of the amendment, there were no shares that were cancelled. The Company authorized 10,000,000 shares of Common Stock, of which there were 986,400 shares of Common Stock issued and outstanding as of December 31, 2024.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. There are currently no commitments to issue any shares of common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination.

5. RELATED PARTIES

Certain stockholders of the Company paid for the historical expenses of the Company in excess of cash raised from the issuance of common stock in exchange for increases to the stockholders’ respective additional paid-in capital accounts. A stockholder paid $27,462 of general and administrative expenses and $300 of prepaid general and administrative expenses for the year ended December 31, 2024, in exchange for increases to the stockholder’s additional paid-in capital account of $27,762. No amounts were paid by a stockholder for the year ended December 31, 2023.

6. COMMITMENTS AND CONTINGENCIES

Litigation: The Company is periodically involved in legal proceedings, legal actions, and claims arising in the normal course of business and believes that the ultimate outcome of proceedings will not have a material adverse impact, individually, or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

Indemnification Agreements: The Company enters into contractual relationships that contain certain indemnification provisions in the normal course of business with other parties, primarily vendors. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation among others. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. The Company believes any potential liability arising from these agreements will not be material to the financial statements.

7. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

For the period from January 1, 2025 through March 31, 2025, a shareholder paid $11,656 of the Company’s expenses in exchange for increases in the additional paid-in capital account of that stockholder.