Form 10-Q
period 2025-03-31
Signature Holdings Corp
filed 2025-05-13
CIK 1635341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56693

Signature Holdings Corporation

Delaware	13-3977311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 10th St. N. - Unit 10, St. Petersburg, Florida	33705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(917) 647-5191

________

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated ﬁler ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

The number of shares outstanding for the registrant’s common stock as of May 13th 2025 was 986,400 shares.

SIGNATURE HOLDINGS CORPORATION

FORM 10-Q

March 31, 2025

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

March 31, 2025

SIGNATURE HOLDINGS CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Prepaid expenses	$1,650	$300
Total assets	$1,650	$300

Liabilities and stockholders' deficit
Accounts payable	$2,580	$1,416
Total liabilities	2,580	1,416

Commitments and contingencies (Note 6)

Stockholders' equity
Common stock, $0.001 par value, 10,000,000 shares authorized, 986,400 shares issued and outstanding	986	986
Additional paid-in capital	243,187	231,487
Accumulated deficit	(245,103)	(233,589)
Total stockholders' deficit	(930)	(1,116)
Total liabilities and stockholders' deficit	$1,650	$300

The accompanying notes are an integral part of these unaudited condensed financial statements

SIGNATURE HOLDINGS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Revenue	$—	$—
Expenses:
General and administrative	11,514	2,749

Loss before provision for income tax	(11,514)	(2,749)
Income tax expenses	—	—
Net loss	$(11,514)	$(2,749)

Loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	986,400	986,400

The accompanying notes are an integral part of these unaudited condensed financial statements

SIGNATURE HOLDINGS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

	For the Three Months Ended March 31, 2025
	Common Stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	(deficit) equity

Balance at December 31, 2024	986,400	986	231,487	(233,589)	(1,116)

Capital contributions by Stockholder	—	—	11,700	—	11,700
Net loss	—	—	—	(11,514)	(11,514)

Balance at March 31, 2025	986,400	$986	$243,187	$(245,103)	$(930)

	For the Three Months Ended March 31, 2024
	Common Stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	(deficit) equity

Balance at December 31, 2023	986,400	$986	$203,725	$(204,711)	$—

Capital contributions by Stockholder	—	—	9,399	—	9,399
Net loss	—	—	—	(2,749)	(2,749)

Balance at March 31, 2024	986,400	$986	$213,124	$(207,460)	$6,650

The accompanying notes are an integral part of these unaudited condensed financial statements

SIGNATURE HOLDINGS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Operating activities:
Net loss	$(11,514)	$(2,749)

Adjustments to reconcile net loss to net cash from operating activities:
Capital contributions by stockholder	10,350	2,249
Change in operating assets and liabilities:
Accounts payable	1,164	—
Net cash provided by operating activities	—	—

Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Payment of prepaid general and administrative costs through stockholder contribution to additional paid-in capital	$1,650	$6,650

The accompanying notes are an integral part of these unaudited condensed financial statements

Signature Holdings Corporation

Notes to Condensed Financial Statements

(Unaudited)

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from January 24, 1997 (inception) through March 31, 2025, relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has adopted a fiscal year end of December 31, however upon merger the Company intends to adopt the fiscal period of the target.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-x. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statement and notes thereto included in the Company’s Annual Report filed on March 31, 2025.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Segment Reporting

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, who is the President, assesses company-wide performance and allocates resources based on entity level financial information. Consequently, the Company views the entire organization as one reportable segment and the strategic purpose of all operating activities is to support that one segment. The CODM evaluates company-wide performance based on net income. The CODM does not generally evaluate company-wide performance using asset or historical cash flow information and has ultimate responsibility for the operating performance of the Company and the allocation of resources. The Company’s net loss consists solely of general and administrative expenses which are comprised of audit fees, consulting costs, administrative costs and other operating expenses.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Estimates are adjusted to reflect actual experience when necessary. There were no significant estimates for the three months ended March 31, 2025 and 2024.

Prepaid Expenses

Prepaid expenses includes advance payments to vendors for services expected to be recognized within the next 12 months. Prepaid expenses consists of filing services.

Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by ASC 740, Income Taxes. This method requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of certain assets and liabilities, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at March 31, 2025 and as such established a valuation allowance to cover the net deferred income tax assets (liabilities).

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since 2017.

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

Any redemption or other repurchase that occurs in connection with a potential business combination may be subject to an excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. As of March 31, 2025, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2025 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Net Income (Loss) Per Share

The Company reports earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”), which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure. As of March 31, 2025 and 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

New Accounting Pronouncements, recently adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASC 2023-09 effective January 1, 2025 without a material impact on its unaudited condensed financial statements and disclosures.

4. STOCKHOLDERS' EQUITY

The Company authorized 10,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock, of which there were no shares of Preferred Stock issued and outstanding and 986,400 shares of Common Stock issued and outstanding as of December 31, 2023. All series of stock had the same rights and preferences.

In May 2024, the Company’s certificate of incorporation was amended to remove the shares of Preferred Stock from its authorized capital. As there were no shares outstanding at the time of the amendment, there were no shares that were cancelled. The Company authorized 10,000,000 shares of Common Stock, of which there were 986,400 shares of Common Stock issued and outstanding as of March 31, 2025.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. There are currently no commitments to issue any shares of common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination.

5. RELATED PARTIES

Certain stockholders of the Company paid for the historical expenses of the Company in excess of cash raised from the issuance of common stock in exchange for increases to the stockholders’ respective additional paid-in capital accounts. A stockholder paid $10,050 and $2,749, respectively, of general and administrative expenses and $1,650 and $6,650, respectively, of prepaid general and administrative expenses for the three months ended March 31, 2025 and 2024, in exchange for increases to the stockholder’s additional paid-in capital account of $11,700 and $9,399, respectively.

6. COMMITMENTS AND CONTINGENCIES

Litigation: The Company is periodically involved in legal proceedings, legal actions, and claims arising in the normal course of business and believes that the ultimate outcome of proceedings will not have a material adverse impact, individually, or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

Indemnification Agreements: The Company enters into contractual relationships that contain certain indemnification provisions in the normal course of business with other parties, primarily vendors. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation among others. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. The Company believes any potential liability arising from these agreements will not be material to the condensed financial statements.

7. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were available for issuance require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

For the period from April 1, 2025 through May 13th, 2025, a shareholder paid $5,580 of the Company’s expenses in exchange for increases in the additional paid-in capital account of that stockholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In 1997, we issued 900,000 shares of Common Stock in exchange for gross proceeds of $10,000. In April 1998, we issued 86,400 shares of Common Stock in exchange for gross proceeds of $86,400 pursuant to Rule 504 of Regulation D of the Securities Act of 1933. From inception through March 31, 2025, certain of our stockholders have paid approximately $148,000 of our expenses in exchange for increases in their respective additional paid-in capital accounts.

We are currently in the process of locating suitable targets for an Initial Business Combination. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussion with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive merger or acquisition (or similar) agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable candidate or, if identified, that we will be able to complete the acquisition of such a candidate on favorable terms or at all.

Recent Developments

There are no recent developments.

Results of Operation

We have neither engaged in any significant operations nor generated any operating revenue to date. Our only activities from inception through March 31, 2025 related to our formation, issuances of Common Stock, and pursuit of our acquisition plans. We expect to incur increased expenses as a result of being a public company, as well as additional costs related to our acquisition plans.

For the three months ended March 31, 2025, we had net losses of $11,514, which consisted of general and administrative expenses associated with keeping the Company in good standing with the State of Delaware, SEC reporting requirements, and preparing for an OTC Markets filing.

For the three months ended March 31, 2025 and 2024, we did not generate a net income.

Going Concern Consideration

The Company’s primary source of liquidity was the sale of our Common Stock, par value $0.001 for gross proceeds of $96,400 which were used to pay our operating expenses. Our liquidity needs have been satisfied through the payment of our operating expenses made by our stockholders in exchange for increases in the stockholders’ respective capital accounts.

As of March 31, 2025, we do not have any cash on hand. Our ability to meet our future obligations is dependent on our ability to complete the SEC registration process, raise capital, and close the Initial Business Combination.

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

Related Party Transactions

Certain stockholders of the Company paid for the historical expenses of the Company in excess of cash raised from the issuance of common stock in exchange for increases to the stockholders’ respective additional paid-in capital accounts. A stockholder paid $1,416 of accounts payable, $8,634 of general and administrative expenses and $1,650 of prepaid general and administrative expenses for the three months ended March 31, 2025, in exchange for increases to the stockholder’s additional paid-in capital account. $9,399 was paid by a stockholder for the three months ended March 31, 2024.

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

Any redemption or other repurchase that occurs in connection with a potential business combination may be subject to an excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. As of March 31, 2025, it has been determined that none of the IR Act tax provisions are anticipated to have an impact on the Company’s fiscal 2025 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Recent Accounting Pronouncements

Refer to Note 3, "Summary of Significant Accounting Policies " within the Notes to the unaudited condensed Financial Statements included in Part I, Item 3 of this Form 10-Q for a discussion of recently issued accounting guidance.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) or Regulation S-K.

Contractual Obligations

As of March 31, 2025, we did not have any long-term debt, operating lease obligations or long-term liabilities.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting and Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the IPO Closing Date or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon the evaluation, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Controls over Financial Reporting

There have been no changes to our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Registrant is not a party in any litigation and has no knowledge of any pending legal proceedings in any court or agency of government, or government authorities.

Item 1A. Risk Factors.

The Registrant qualifies as a smaller reporting company, as defined by § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Stockholders’ Deficit, (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature Holdings Corporation

By:	/s/ Gregory Aurre III, President and Director

Date:	May 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Russell Munz, Vice President and Director

Date:	May 13, 2025

By:	/s/ Matthew Albright, Secretary/Treasurer and Director

Date:	May 13, 2025

