Form 10-Q
period 2025-06-30
Signature Holdings Corp
filed 2025-08-14
CIK 1635341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56693

Signature Holdings Corporation

Delaware	13-3977311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6901 Professional Pkwy E 200, Sarasota, Florida	34240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(941) 324-6500

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

☒ Yes ☐ No

The number of shares outstanding for the registrant’s common stock as of August 14, 2025 was 986,400 shares.

SIGNATURE HOLDINGS CORPORATION

FORM 10-Q

June 30, 2025

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

SIGNATURE HOLDINGS CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)

Assets
Prepaid expenses	$1,200	$300
Total assets	$1,200	$300

Liabilities and stockholders' equity (deficit)
Accounts payable	$—	$1,416
Total liabilities	—	1,416

Commitments and contingencies (Note 6)

Stockholders' equity (deficit)
Common stock, $0.001 par value, 10,000,000 shares authorized, 986,400 shares issued and outstanding	986	986
Additional paid-in capital	252,487	231,487
Accumulated deficit	(252,273)	(233,589)
Total stockholders' equity (deficit)	1,200	(1,116)
Total liabilities and stockholders' (deficit)	$1,200	$300

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIGNATURE HOLDINGS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$—
Expenses:
General and administrative	7,170	11,962	18,684	14,711

Loss before provision for income tax	(7,170)	(11,962)	(18,684)	(14,711)
Income tax expenses	—	—	—	—
Net loss	$(7,170)	$(11,962)	$(18,684)	$(14,711)

Loss per share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	986,400	986,400	986,400	986,400

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIGNATURE HOLDINGS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ending June 30 2024 and 2025 (Unaudited)

	For the Three Months Ending June 30, 2025
	Common Stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity (deficit)

Balance at March 31, 2025	986,400	$986	$243,187	$(245,103)	$(930)

Capital contributions by Stockholder	—	—	9,300	—	9,300
Net loss	—	—	—	(7,170)	(7,170)

Balance at June 30, 2025	986,400	$986	$252,487	$(252,273)	$1,200

	For the Three Months Ended June 30, 2024
	Common Stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity (deficit)

Balance at March 31, 2024	986,400	$986	$213,124	$(207,460)	$6,650

Capital contribution by Stockholder	—	—	4,429	—	4,429
Net loss	—	—	—	(11,962)	(11,962)

Balance at June 30, 2024	986,400	$986	$217,553	$(219,422)	$(883)

	For the Six Months Ending June 30, 2025
	Common Stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity (deficit)

Balance at December 31, 2024	986,400	$986	$231,487	$(233,589)	$(1,116)

Capital contributions by Stockholder	—	—	21,000	—	21,000
Net loss	—	—	—	(18,684)	(18,684)

Balance at June 30, 2025	986,400	$986	$252,487	$(252,273)	$1,200

	For the Six Months Ended June 30, 2024
	Common Stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity (deficit)

Balance at December 31, 2023	986,400	$986	$203,725	$(204,711)	$—

Capital contribution by Stockholder	—	—	13,828	—	13,828
Net loss	—	—	—	(14,711)	(14,711)

Balance at June 30, 2024	986,400	$986	$217,553	$(219,422)	$(883)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 SIGNATURE HOLDINGS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024

Operating activities:
Net loss	$(18,684)	$(14,711)
Adjustments to reconcile net loss to net cash from operating activities:
Capital contributions by stockholder	20,100	7,628
Change in operating assets and liabilities:
Accounts payable	(1,416)	7,083
Net cash provided by operating activities	—	—

Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Payment of prepaid general and administrative costs through stockholder contribution to additional paid-in capital	$1,200	$6,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from January 24, 1997 (inception) through June 30, 2025, relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has adopted a fiscal year end of December 31, however upon merger the Company intends to adopt the fiscal period of the target.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed financial statements are available to be issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), expressed in U.S. dollars. References to GAAP issued by the FASB in these accompanying notes to the unaudited condensed financial statements are to the FASB Accounting Standards Codification (“ASC”). In the opinion of management, the Company has made all adjustments necessary to present fairly the condensed balance sheets, statements of operations, changes in stockholders' equity (deficit), and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

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

Use of Estimates

The preparation of the accompanying condensed financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Estimates are adjusted to reflect actual experience when necessary. There were no significant estimates for the six months ended June 30, 2025 and 2024.

Prepaid Expenses

Prepaid expenses includes advance payments to vendors for services expected to be recognized within the next 12 months. Prepaid expenses consists of filing services of $1,200 and $300 as of June 30, 2025 and December 31, 2024, respectively.

Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by ASC 740, Income Taxes. This method requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of certain assets and liabilities, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at June 30, 2025 and as such established a valuation allowance to cover the net deferred income tax assets (liabilities).

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since 2017.

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

Any redemption or other repurchase that occurs in connection with a potential business combination may be subject to an excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. As of June 30, 2025, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2025 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Net Income (Loss) Per Share

The Company reports earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”), which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure. As of June 30, 2025 and 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

New Accounting Pronouncements, recently adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASC 2023-09 effective January 1, 2025 without a material impact on its condensed financial statements and disclosures.

4. STOCKHOLDERS' EQUITY

The Company authorized 10,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock, of which there were no shares of Preferred Stock issued and outstanding and 986,400 shares of Common Stock issued and outstanding as of December 31, 2023. All series of stock had the same rights and preferences.

In May 2024, the Company’s certificate of incorporation was amended to remove the shares of Preferred Stock from its authorized capital. As there were no shares outstanding at the time of the amendment, there were no shares that were cancelled. The Company authorized 10,000,000 shares of Common Stock, of which there were 986,400 shares of Common Stock issued and outstanding as of June 30, 2025.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. There are currently no commitments to issue any shares of common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination.

5. RELATED PARTIES

Certain stockholders of the Company paid for the historical expenses of the Company in excess of cash raised from the issuance of common stock in exchange for increases to the stockholders’ respective additional paid-in capital accounts. A stockholder paid for the three and six months ended June 30, 2025, in exchange for increases to the stockholder’s additional paid-in capital account of $9,300 and $21,000, respectively. For the three and six months ending June 30, 2024, a stockholder paid in exchange for increases to the stockholder’s additional paid-in capital account of $4,429 and $13,828, respectively.

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

7. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed financial statements were available for issuance require potential adjustment to or disclosure in the condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

On July 25th the Company filed an 8K with the SEC. On July 21, 2025, a change in control of Signature Holdings Corporation (the “Company”) occurred pursuant to the consummation of a stock purchase agreement, entered into on July 21, 2025 between Intaurelius LLC (the “Acquiror”) and Greg Aurre III (the “Seller”.) This was a private transaction; the Company did not issue shares. As a result of the transaction, Acquiror acquired control of 83.1% of the outstanding shares of the Company’s common stock and now has effective control over the Company. Following the transaction, the Company appointed a new Board of Directors and executive officers. More details on this can be found in the 8-K and in the Management’s Discussion and Analysis in Recent Developments.

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

In 1997, we issued 900,000 shares of Common Stock in exchange for gross proceeds of $10,000. In April 1998, we issued 86,400 shares of Common Stock in exchange for gross proceeds of $86,400 pursuant to Rule 504 of Regulation D of the Securities Act of 1933. From inception through June 30, 2025, certain of our stockholders have paid approximately $160,000 of our expenses in exchange for increases in their respective additional paid-in capital accounts.

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

Recent Developments

On July 25th the Company filed an 8K with the SEC. A change in control of Signature Holdings Corporation (the “Company”) occurred pursuant to the consummation of a stock purchase agreement, entered into on July 21, 2025 between Intaurelius LLC (the “Acquiror”) and Greg Aurre III (the “Seller”.) As a result of the transaction, Acquiror acquired control of 83.1% of the outstanding shares of the Company’s common stock and now has effective control over the Company. Following the transaction, the Company appointed a new Board of Directors and executive officers.

On July 22, 2025, the Board of Directors approved the following changes regarding our executive officers and directors, all of which were effective immediately:

(1) Greg Aurre III, our Chief Executive Officer and President, relinquished the title of Chief Executive Officer and President of the Company in connection with the appointment of Bradley G. Gunn as described below. Mr. Aurre became our Chief Executive Officer on June 2, 2023, and has served as the Company’s President and member of the Board of Directors since February 2011.

(2) Greg Aurre III resigned as a director of the Company. Mr. Aurre has been a member of the Company’s Board of Directors since February 2011. Mr. Aurre’s resignation was not the result of any dispute or disagreement with the Company or the Company’s Board of Directors on any matter relating to the operations, policies or practices of the Company.

(3) Greg Aurre III was appointed as Vice President of the Company. In connection with the appointment of Mr. Aurre as Vice President, no material plan, contract or arrangement between Mr. Aurre and the Company was entered into, nor was any grant or award made under any such plan, contract, or arrangement. Mr. Aurre is not a party to any transaction with the Company that would require disclosure under Item 404(a) of the Securities and Exchange Commission Regulation S K.

(4) Russell Munz, relinquished the title of Vice President in connection with the appointment of Greg Aurre III as described above and resigned as a director of the Company. Mr. Munz has been a member of the Company’s Board of Directors since October 4th, 2022. Mr. Munz’s resignation was not the result of any dispute or disagreement with the Company or the Company’s Board of Directors on any matter relating to the operations, policies or practices of the Company.

(5) Matthew Albright, relinquished the titles of Secretary and Treasurer and resigned as a director of the Company. Mr. Albright has been a member of the Company’s Board of Directors since October 4th, 2022. Mr. Albrights’s resignation was not the result of any dispute or disagreement with the Company or the Company’s Board of Directors on any matter relating to the operations, policies or practices of the Company.

(6) Bradley G. Gunn (age 55) was appointed Chief Executive Officer, President, Treasurer, Secretary of the Company (the “Appointment”). Over the past five years, Mr. Gunn has held officer and director positions with Intaurelius Group Inc., Edgehog Advanced Technologies Inc., and Murge E-commerce Inc. Mr. Gunn served as Chief Executive Officer (“CEO”) and as a director of each of those companies, including serving on audit, governance, and remuneration committees. Over the last 28 years, Mr. Gunn has held the position of CEO, Co-CEO, Chief Financial Officer (“CFO”), and was director in three listed and quoted companies. In connection with the appointment of Mr. Gunn as an officer of the Company, no material plan, contract or arrangement between the Mr. Gunn and the Company was entered into, nor was any grant or award made under any such plan, contract, or arrangement. The Company is finalizing an employment agreement with Mr. Gunn setting forth, among other things, Mr. Gunn's compensation in connection with the Appointment. The Company will file an amendment to this Current Report on Form 8-K once such employment agreement is finalized. Mr. Gunn is not a party to any transaction with the Company or any proceedings that would require disclosure under Items 404(a) or 401 of the Securities and Exchange Commission Regulation S-K. There are no arrangements or understandings between Mr. Gunn and any other person(s) pursuant to which Mr. Gunn was appointed as the Company's President and Chief Executive Officer.

(6) Bradley G. Gunn was appointed as a member of the Board of Directors by the Company until the annual meeting of the Company’s shareholders to occur in 2026. In connection with the appointment of Mr. Gunn as a member of the Board of Directors of the Company, no material plan, contract or arrangement between Mr. Gunn and the Company was entered into, nor was any grant or award made under any such plan, contract, or arrangement. Mr. Gunn is not a party to any transaction with the Company that would require disclosure under Item 404(a) of the Securities and Exchange Commission Regulation S-K.

(7) Neill A. Carson (age 65) was appointed as a member of the Board of Directors by the Company until the annual meeting of the Company’s shareholders to occur in 2026. Over the past five years, Mr. Carson has held officer and director positions with Carson Resources Ltd., Quattro Energy Ltd., and i3 Energy Ltd.. Mr. Carson served as Chairman and as a director of each of those companies, including serving on audit, governance, and remuneration committees. In connection with the appointment of Mr. Carson as a member of the Board of Directors of the Company, no material plan, contract or arrangement between Mr. Carson and the Company was entered into, nor was any grant or award made under any such plan, contract, or arrangement. Mr. Carson is not a party to any transaction with the Company nor any proceedings that would require disclosure under Item 404(a) or 401 of the Securities and Exchange Commission Regulation S-K.

On July 22, 2025, the Company moved its headquarters to: 6901 Professional Pkwy E 200, Sarasota, Florida 34240. The Company’s telephone number also changed to: (941)324-6500.

Management continues to evaluate strategic options and will provide further disclosure in future filings if any material plans are adopted.

Results of Operation

We have neither engaged in any significant operations nor generated any operating revenue to date. Our only activities from inception through June 30, 2025 related to our formation, issuances of Common Stock, and pursuit of our acquisition plans. We expect to incur increased expenses as a result of being a public company, as well as additional costs related to our acquisition plans.

For the three and six months ended June 30, 2025, we had net losses of $7,170 and $18,684, respectively, which consisted of general and administrative expenses associated with keeping the Company in good standing with the State of Delaware, SEC reporting requirements, and preparing for an OTC Markets filing.

For the three and six months ended June 30, 2025 and 2024, we did not generate a net income.

Going Concern Consideration

The Company’s primary source of liquidity was the sale of our Common Stock, par value $0.001 for gross proceeds of $96,400 which were used to pay our operating expenses. Our liquidity needs have been satisfied through the payment of our operating expenses made by our stockholders in exchange for increases in the stockholders’ respective capital accounts.

As of June 30, 2025, we do not have any cash on hand. Our ability to meet our future obligations is dependent on our ability to complete the SEC registration process, raise capital, and close the Initial Business Combination.

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

Related Party Transactions

Certain stockholders of the Company paid for the historical expenses of the Company in excess of cash raised from the issuance of common stock in exchange for increases to the stockholders’ respective additional paid-in capital accounts. A stockholder paid $1,416 of accounts payable, $18,684 of general and administrative expenses and $1,200 of prepaid general and administrative expenses for the six months ended June 30, 2025, in exchange for increases to the stockholder’s additional paid-in capital account. $21,000 was paid by a stockholder for the six months ended June 30, 2024.

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

Any redemption or other repurchase that occurs in connection with a potential business combination may be subject to an excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. As of June 30, 2025, it has been determined that none of the IR Act tax provisions are anticipated to have an impact on the Company’s fiscal 2025 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Recent Accounting Pronouncements

Refer to Note 3, "Summary of Significant Accounting Policies " within the Notes to the Financial Statements included in Part II, Item 8 of this Form 10-K for a discussion of recently issued accounting guidance.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) or Regulation S-K.

Contractual Obligations

As of June 30, 2025, we did not have any long-term debt, operating lease obligations or long-term liabilities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

The Company had a change of control after the reporting period had ended. References to the private transaction can be found in subsequent events of the Financial Statements footnotes, the Management Discussion and Analysis and in the Company’s 8K filed on July 25th of the July 21st transaction.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Stockholders’ Deficit, (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature Holdings Corporation

By:	/s/ Bradley G. Gunn, CEO & President

Date:	August 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Neill A. Carson, Director

Date:	August 14, 2025

