Form 10-Q
period 2025-09-30
Signature Holdings Corp
filed 2025-12-05
CIK 1635341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____ to ____

Commission File Number: 000-56693

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The number of shares outstanding for the registrant's common stock as of November 21st, 2025 was 2,899,465 shares.

SIGNATURE HOLDINGS CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

SIGNATURE HOLDINGS CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and cash equivalents	$50	$—
Prepaid expenses	750	300
Total assets	$800	$300

Liabilities and stockholders' equity (deficit)
Accounts payable	$900	$1,416
Due to related party	5,667	—
Total liabilities	6,567	1,416

Commitments and contingencies (Note 6)

Stockholders' equity (deficit)
Common stock, $0.001 par value, 10,000,000 shares authorized, 986,400 shares issued and outstanding	986	986
Additional paid-in capital	260,537	231,487
Accumulated deficit	(267,290)	(233,589)
Total stockholders' equity (deficit)	(5,767)	(1,116)
Total liabilities and stockholders' equity (deficit)	$800	$300

 The accompanying notes are an integral part of these unaudited condensed financial statements

SIGNATURE HOLDINGS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—
Expenses:
General and administrative	15,017	2,595	33,701	17,306

Loss before provision for income tax	(15,017)	(2,595)	(33,701)	(17,306)
Income tax expenses	—	—	—	—
Net loss	$(15,017)	$(2,595)	$(33,701)	$(17,306)

Loss per share
Basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	986,400	986,400	986,400	986,400

The accompanying notes are an integral part of these unaudited condensed financial statements

SIGNATURE HOLDINGS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	For the Three Months Ending September 30, 2025
	Common Stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity (deficit)

Balance at June 30, 2025	986,400	$986	$252,487	$(252,273)	$(1,200)

Capital contributions by Stockholder	—	—	8,050	—	8,050
Net loss	—	—	—	(15,017)	(15,017)

Balance at September 30, 2025	986,400	$986	$260,537	$(267,290)	$(5,767)

	For the Three Months Ended September 30, 2024
	Common Stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity (deficit)

Balance at June 30, 2024	986,400	$986	$217,553	$(219,422)	$(883)

Capital contribution by Stockholder	—	—	8,083	—	8,083
Net loss	—	—	—	(2,595)	(2,595)

Balance at September 30, 2024	986,400	$986	$225,636	$(222,017)	$4,605

	For the Nine Months Ending September 30, 2025
	Common Stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity (deficit)

Balance at December 31, 2024	986,400	$986	$231,487	$(233,589)	$(1,116)

Capital contributions by Stockholder	—	—	29,050	—	29,050
Net loss	—	—	—	(33,701)	(33,701)

Balance at September 30, 2025	986,400	$986	$260,537	$(267,290)	$(5,767)

	For the Nine Months Ended September 30, 2024
	Common Stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity (deficit)

Balance at December 31, 2023	986,400	$986	$203,725	$(204,711)	$—

Capital contribution by Stockholder	—	—	21,911	—	21,911
Net loss	—	—	—	(17,306)	(17,306)

Balance at September 30, 2024	986,400	$986	$225,636	$(222,017)	$4,605

 The accompanying notes are an integral part of these unaudited condensed financial statements

SIGNATURE HOLDINGS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net loss	$(33,701)	$(17,306)

Adjustments to reconcile net loss to net cash from operating activities:
Capital contributions by stockholder	28,600	16,161
Change in operating assets and liabilities:
Accounts payable	(516)	1,145
Due to related party	5,667	—
Net cash provided by operating activities	50	—

Net change in cash	$50	$—
Cash, beginning of period	—	—
Cash, end of period	$50	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Payment of prepaid general and administrative costs through stockholder contribution to additional paid-in capital	$450	$5,750

The accompanying notes are an integral part of these unaudited condensed financial statements

SIGNATURE HOLDINGS CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

Signature Holdings Corporation ("Company"), was incorporated under the laws of the state of Delaware on January 24, 1997, as Reverse Merger, Inc. On June 11, 2008, the name of the Company was changed to Signature Holdings Corporation.

The Company was organized to provide counseling in the field of mergers and acquisitions and to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which the Company refers to as its initial business combination. To date, the Company's efforts have been limited to organizational activities as well as activities related to the initial public offering and the completion of an initial Business Combination or acquisition of assets.

On July 21, 2025 (the "Closing Date"), the Company's President, Gregory Aurre III, entered into a stock purchase agreement with Intaurelius LLC, a holding company 100% owned by Brad G. Gunn ("Intaurelius"), pursuant to which 820,000 shares of the Company's common stock directly held by Mr. Aurre were sold to Intaurelius. The consummation of the transaction resulted in a change in control of the Company, with Intaurelius becoming the Company's largest controlling stockholder holding approximately 83.1% of the issued and outstanding voting securities of the Company. Intaurelius was established for the purpose of owning and managing investments in subsidiary entities and does not conduct any active operations, produce goods, or provide services. Its activities are limited to holding equity interests in other companies and overseeing strategic and financial matters at the group level. On the Closing Date, the Company's then current Board of Directors and Officers resigned, and the Company appointed a new Board of Directors and slate of Officers, including the appointment of Brad G. Gunn as Chief Executive Officer and Director, and Mr. Aurre as the Company's Vice President.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from January 24, 1997 (inception) through September 30, 2025, related to organizational activities and identifying a target company suitable for a business combination or the acquisition of operating assets. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has adopted a fiscal year end of December 31.

Our corporate office is located in Sarasota, FL and our website address is www.signatureholdings.co.

2. GOING CONCERN

Historically, the Company's primary sources of liquidity have been cash flows from the issuance of common stock and capital contributions from existing shareholders to pay for expenses in excess of the cash proceeds of Common Stock issuances. The Company's ability to meet its future obligations is dependent upon its ability to raise capital and close on a potential business combination or asset acquisition as discussed in Note 1. These factors raise substantial doubt about the Company's ability to continue as a going concern.

While there can be no assurances, the Company intends to raise such capital through issuances of additional equity and debt raises and pursuit of mergers and business combinations. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company's business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's ("FASB") Accounting Standards Update ("ASU") 2014-15, Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company's ability to continue as a going concern through twelve months from the date these condensed financial statements are available to be issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting – The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), expressed in U.S. dollars. References to GAAP issued by the FASB in these accompanying notes to the unaudited condensed financial statements are to the FASB Accounting Standards Codification ("ASC"). In the opinion of management, the Company has made all adjustments necessary to present fairly thecondensed balance sheets, statements of operations, changes in stockholders' deficit, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

Emerging Growth Company – The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Segment Reporting – ASC 280, Segment Reporting ("ASC 280"), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM, who is the Chief Financial Officer, assesses company-wide performance and allocates resources based on entity level financial information. Consequently, the Company views the entire organization as one reportable segment and the strategic purpose of all operating activities is to support that one segment. The CODM evaluates company-wide performance based on net income (loss). The CODM does not generally evaluate company-wide performance using asset or historical cash flow information and has ultimate responsibility for the operating performance of the Company and the allocation of resources. The Company's net loss consists solely of general and administrative expenses which are comprised of audit fees, consulting costs, administrative costs and other operating expenses.

Use of Estimates – The preparation of the accompanying condensed financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Prepaid Expenses – Prepaid expenses includes advance payments to vendors for services expected to be recognized within the next 12 months. Prepaid expenses consist of filing services of $750 and $300 as of September 30, 2025 and December 31, 2024, respectively.

Income Taxes – The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by ASC 740, Income Taxes. This method requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of certain assets and liabilities, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Based upon the level of historical taxable income and projections for future taxable income, Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at September 30, 2025 and as such established a valuation allowance to cover the net deferred income tax assets (liabilities).

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company's management determined the United States is the Company's only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since 2017.

Inflation Reduction Act of 2022 – On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1.0% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the "Treasury") has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs in connection with a potential business combination may be subject to an excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of a business combination, (iii) the nature and amount of any "PIPE" or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. As of September 30, 2025, it has been determined that none of the IR Act tax provisions have an impact to the Company's fiscal 2025 tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company's tax provision in future periods.

Net Income (Loss) Per Share – The Company reports earnings per share in accordance with ASC 260, Earnings Per Share ("ASC 260"), which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure. As of September 30, 2025 and 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

New Accounting Pronouncements, recently adopted – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASC 2023-09 effective January 1, 2025 without a material impact on its condensed financial statements and disclosures.

4. STOCKHOLDERS' EQUITY

The Company authorized 10,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock, of which there were no shares of Preferred Stock issued and outstanding and 986,400 shares of Common Stock issued and outstanding as of December 31, 2023. All series of stock had the same rights and preferences.

In May 2024, the Company's certificate of incorporation was amended to remove the shares of Preferred Stock from its authorized capital. As there were no shares outstanding at the time of the amendment, there were no shares that were cancelled. The Company authorized 10,000,000 shares of Common Stock, of which there were 986,400 shares of Common Stock issued and outstanding as of September 30, 2025 and December 31, 2024.

The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. As of September 30, 2025 there were no commitments to issue any shares of common stock.

5. RELATED PARTIES

Company Expenses paid by Stockholders – Certain stockholders of the Company paid for the historical expenses of the Company in excess of cash raised from the issuance of common stock in exchange for increases to the stockholders’ respective additional paid-in capital accounts.

The former President, Gregory Aurre III paid $0 and $21,000, respectively, expenses for the three and nine months ended September 30, 2025, in exchange for increases to the stockholder's additional paid-in capital account. For the three and nine months ending September 30, 2024, Mr. Aurre paid $8,083 and $21,911, respectively, of expenses in exchange for increases to the stockholder's additional paid-in capital account.

Intaurelius paid $8,050 for general administrative expenses for the three and nine months ended September 30, 2025 in exchange for increases to the stockholder's additional paid-in capital account.

Consulting Services Agreement – During August 2025, the Company entered into a consulting services agreement with Concept Evolutions LLC ("CE") whom the Gregory Aurre III is beneficial owner. He remains an officer of the Company, whereby the Company would compensate CE $2,500 per month in exchange for services received from Mr. Aurre. For the three and nine months ended September 30, 2025, the Company recorded $5,667 as general and administrative expenses under this agreement due to a related party.

6. COMMITMENTS AND CONTINGENCIES

Litigation – The Company may periodically be involved in legal proceedings, legal actions, and claims arising in the normal course of business and believes that the ultimate outcome of any proceedings will not have a material adverse impact, individually, or in the aggregate, on the Company's financial position, results of operations, or cash flows.

Indemnification Agreements – The Company enters into contractual relationships that contain certain indemnification provisions in the normal course of business with other parties, primarily vendors. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation among others. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. The Company believes any potential liability arising from these agreements will not be material to the condensed financial statements.

7. SUBSEQUENT EVENTS

Subsequent to the reporting period, the Company appointed Mr. Elliot Grundmanis to its Board of Directors to enhance corporate governance and provide additional strategic leadership.

The Company also completed equity offerings comprising 1,913,065 shares of its common stock, raising additional capital to support working capital requirements. The offerings relied upon exemption from registration under the federal securities laws provided by Rule 506(b) of Regulation D and Regulation S as promulgated by the United States Securities and Exchange Commission (the "SEC" or the "Commission") under the Securities Act of 1933, as amended (the "Securities Act" or the "1933 Act") and raised gross proceeds of $35,182. The shares of common stock were offered to accredited investors, existing stockholders, and to a non-U.S. person in an offshore transaction by members of the Company's management team on a "best efforts," basis. No commissions or similar compensation were paid to the members of the management team or to broker-dealers in connection with the sale of the Company's common stock in these offerings.

Management has evaluated all subsequent events through the date these financial statements were available to be issued and determined that no other events occurred that require adjustment to or disclosure in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References to "we," "us," "our" or the "Company" are to Signature Holdings Corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this management's discussion.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team's expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," “"expect,”" "intend," "may," "might," "plan," "possible," "potential," "predict," "project," "should," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

Overview

We were incorporated as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the "Initial Business Combination").

In 1997, we issued 900,000 shares of Common Stock in exchange for gross proceeds of $10,000. In April 1998, we issued 86,400 shares of Common Stock in exchange for gross proceeds of $86,400 pursuant to Rule 504 of Regulation D of the Securities Act of 1933. From inception through September 30, 2025, certain of our stockholders have paid approximately $168,000 of our expenses in exchange for increases in their respective additional paid-in capital accounts.

On July 21, 2025 (the "Closing Date"), the Company's President, Gregory Aurre III, entered into a stock purchase agreement with Intaurelius LLC, a holding company 100% owned by Brad G. Gunn ("Intaurelius"), pursuant to which 820,000 shares of the Company's common stock directly held by Mr. Aurre were sold to Intaurelius. The consummation of the transaction resulted in a change in control of the Company, with Intaurelius becoming the Company's largest controlling stockholder holding approximately 83.1% of the issued and outstanding voting securities of the Company directly held by Intaurelius. Intaurelius was established for the purpose of owning and managing investments in subsidiary entities and does not conduct any active operations, produce goods, or provide services. Its activities are limited to holding equity interests in other companies and overseeing strategic and financial matters at the group level. On the Closing Date, the Company's then current board of directors and officers resigned, and the Company appointed a new board of directors, officers, including the appointment of Brad G. Gunn as Chief Executive Officer and a Director, and Mr. Aurre as Vice President. We are currently in the process of locating suitable targets for an Initial Business Combination or the purchase of operating assets. We are actively pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussion with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive merger or acquisition (or similar) agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable candidate or, if identified, that we will be able to complete the acquisition of such candidate on favorable terms or at all.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue to date. Our only activities from inception through September 30, 2025 related to our formation, issuances of Common Stock, and pursuit of our acquisition plans. We expect to incur increased expenses as a result of being a public company, as well as additional costs related to our acquisition plans.

For the three and nine months ended September 30, 2025, we had net losses of $15,017 and $33,701, respectively, which consisted of general and administrative expenses associated with keeping the Company in good standing with the State of Delaware, SEC reporting requirements, and preparing for an OTC Markets filing. For the three and nine months ended September 30, 2024, we had net losses of approximately $2,595 and $17,306, which consisted of general and administrative expenses associated with emerging from dormancy, OTC Markets filing and completing its registration filing with the SEC. The increase in expenses in this period over the previous period is entirely related to costs associated with the Company's additional reporting requirements over previous periods.

For the nine months ended September 30, 2025 and 2024, we did not generate any net income.

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board's ("FASB") Accounting Standards Update ("ASU") 2014-15, Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern, management has determined that our liquidity condition raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities should we be unable to continue as a going concern.

Liquidity and Capital Resources

The Company's primary source of liquidity was the sale of our Common Stock, par value $0.001 for gross proceeds of $96,400 which were used to pay our operating expenses. Our liquidity needs have been satisfied through the payment of our operating expenses made by our stockholders in exchange for increases in the stockholders' respective capital accounts.

During the nine months ended September 30, 2025, the Company used $33,701 of net cash in operating activities, compared to $17,306 used in the prior-year period. The increased operating cash outflows were primarily driven by higher general corporate expenses, professional fees, and other costs necessary to support the Company’s ongoing business activities. We reported a net increase in cash of $50 for the nine months ended September 30, 2025, ending the period with $50 in cash compared to $0 at December 31, 2024. Our ability to meet our current and future obligations, including amounts due to a related party of $5,667 is entirely dependent on our ability to complete SEC reporting requirements, raise capital, and close the Initial Business Combination. There is no guarantee the Company will be able to raise the necessary capital or any capital.

Related Party Transactions

Company Expenses paid by Stockholders - Certain stockholders of the Company paid for the historical expenses of the Company in excess of cash raised from the issuance of common stock in exchange for increases to the stockholders' respective additional paid-in capital accounts.

The Former President paid $0 and $21,000, respectively, of expenses for the three and nine months ended September 30, 2025, in exchange for increases to the stockholder's additional paid-in capital account. For the three and nine months ending September 30, 2024, Mr. Aurre paid $8,083 and $21,911, respectively, of expenses in exchange for increases to the stockholder's additional paid-in capital account.

Intaurelius paid $8,050 of general administrative expenses for the three and nine months ended September 30, 2025 in exchange for increases to the stockholder's additional paid-in capital.

Consulting Services Agreement - During August 2025, the Company entered into a consulting services agreement with Concept Evolutions LLC ("CE") whose beneficial owner is the Vice President, Gregory Aurre III. The Company will compensate Concept Evolutions LLC $2,500 per month in exchange for services received from Mr. Aurre. For the three and nine months ended September 30, 2025, the Company recorded $5,667 as general and administrative expenses under this agreement due to a related party.

Critical Accounting Policies and Estimates

The significant accounting policies and estimates of the Company were disclosed in Note 3 to the Audited financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 3 and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2024 Form 10-K. The most recently adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 3 to the Notes to our Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) or Regulation S-K.

Contractual Obligations

As of September 30, 2025, we did not have any long-term debt, operating lease obligations or long-term liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – Evaluation of Disclosure Controls and Procedures Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management and board of directors as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting – There have been no changes to our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Registrant qualifies as a smaller reporting company, as defined by § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Subsequent to September 30, 2025, the Company appointed Mr. Elliot Grundmanis to its Board of Directors to enhance corporate governance and provide additional strategic leadership.

Subsequent to September 30, 2025, the Company also completed equity offerings comprising 1,913,065 shares of its common stock, raising additional capital to support working capital requirements. The offerings relied upon exemption from registration under the federal securities laws provided by Rule 506(b) of Regulation D and Regulation S as promulgated by the United States Securities and Exchange Commission (the "SEC" or the "Commission") under the Securities Act of 1933, as amended (the "Securities Act" or the "1933 Act") and raised gross proceeds of $35,182. The shares of common stock were offered to accredited investors, existing stockholders, and to a non-U.S. person in an offshore transaction by members of our management team on a "best efforts," basis. No commissions or similar compensation were paid to the members of our management team or to broker-dealers in connection with the sale of our common stock in these offerings.

Item 6. Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Stockholders’ Deficit, (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE HOLDINGS CORPORATION

Dated: December 5, 2025

/s/ BRAD G. GUNN
Brad G. Gunn, Chief Executive Officer, Chief Financial Officer, and President
(Chief Executive Officer and Chief Financial Officer)

Dated: December 5, 2025

/s/ NEILL A. CARSON
Neill A. Carson, Director